Form 10-Q
period 2025-02-28
Rocky Mountains Group Ltd
filed 2025-04-03
CIK 2034288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-281852

ROCKY MOUNTAINS GROUP LTD

(Exact name of registrant issuer as specified in its charter)

Nevada	8200	93-2609396
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

E 242 Bucklands Beach Road, Bucklands Beach, Auckland 2012, New Zealand

(Address of principal executive offices, including zip code)

Issuer’s telephone number: +(61) 405223877

Company email: rockymountains@yeah.net

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on February 28, 2025
Common Stock, $0.0001 par value	20,000,000

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ROCKY MOUNTAINS GROUP LTD

BALANCE SHEETS

AS OF FEBRUARY 28, 2025 (UNAUDITED) AND MAY 31, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	February 28, 2025	May 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$10,060	$2,975
Accounts receivable	-	5,000
Prepayment	2,710	-
Total current assets	12,770	7,975

Non-current asset
Plant and equipment, net	$4,427	$1,521
Total non-current asset	4,427	1,521

TOTAL ASSETS	$17,197	$9,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$4,100	$8,500
Amounts due to a director	-	2,929
Total current liabilities	4,100	11,429

Total liabilities	$4,100	$11,429

Stockholders’ equity
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 20,000,000 shares as of February 28, 2025	$2,000	$2,000
Additional paid in capital	11,344	-
Accumulated deficit	(247)	(3,933)
Total stockholders’ equity	$13,097	$(1,933)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,197	$9,496

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended February 28, 2025	Nine months ended February 28, 2025

Revenue	$10,100	$25,105

Operating expenses
General and administrative expenses	6,171	20,424
Depreciation	463	995
Total operating expenses	6,634	21,419

Operating income	3,466	3,686

Net income	3,466	3,686

Earnings per share
Net income per common stock – basic and diluted	0	0

Weighted average number of common stock issued and outstanding - Basic and diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 25, 2023 (Date of Inception)	-	-	-	-	-
Net loss	-	-	-	(3,933)	(3,933)
Issuance of share capital, founder’s shares	20,000,000	2,000	-	-	2,000
Balance as of May 31, 2024	20,000,000	2,000	-	(3,933)	(1,933)
Net loss	-	-	-	(1,639)	(1,639)
Balance as of August 31, 2024	20,000,000	2,000	0	(5,572)	(3,572)
Net income	-	-	-	1,859	1,859
Debt forgiveness from a director	-	-	11,344	-	11,344
Balance as of November 30, 2024	20,000,000	2,000	11,344	(3,713)	9,631
Net income	-	-	-	3,466	3,466
Balance as of February 28, 2025	20,000,000	2,000	11,344	(247)	13,097

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Nine Months Ended February 28,
	2025	2024
Cash Flows From Operating Activities:
Net income	$3,686	$-
Depreciation	995	-
Debt forgiveness from a director	11,344
Changes in operating assets and liabilities:
Accounts receivable	5,000
Prepayment	(2,710)	-
Accrued liabilities	(4,400)	-
Amounts due to a director	(2,929)	-
Net cash provided by operating activities	10,986	-

Cash Flows From Investing Activity:
Purchase of plant and equipment	(3,901)
Net cash used in investing activity	(3,901)	-

Net change in cash and cash equivalents	7,085	-
Cash and cash equivalents, beginning of period	2,975
Cash and cash equivalents, end of period	$10,060	$-

Supplemental cash flows information

Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

1. ORGANIZATION AND BUSINESS BACKGROUND

Rocky Mountains Group Ltd, a Nevada corporation, (“the Company”) was incorporated under the laws of the State of Nevada on July 25, 2023.

Rocky Mountains Group Ltd is headquartered in Auckland, New Zealand. We provide financial literacy seminar services to New Zealand individuals and families. Our mission is to improve the financial well-being of our clients.

The Company’s executive office is located at E 242 Bucklands Beach Road, Bucklands Beach, Auckland 2012, New Zealand.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements as of and nine months ended February 28, 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended February 28, 2025 are not necessarily indicative of the results that may be expected for the year ending May 31, 2025. The Condensed Balance Sheet information as of May 31, 2024 was derived from the Company’s audited Financial Statements as of and for the year ended May 31, 2024 included in the Company’s Preliminary Prospectus on Form S-1/A filed with the SEC on February 13, 2025. These financial statements should be read in conjunction with that report.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the segment, and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified.

On June 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. Expected credit losses are recorded as general and administrative expenses on the statements of operations and comprehensive loss. The receivable balances are written off when they are deemed uncollectible. The Company accrued allowance for credit losses of nil for the three months and nine months ended February 28, 2025.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant and equipment are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Computer and Software	3 years

Revenue Recognition

Revenue is generated through provision of Personal Financial Literacy Seminar (PFL Seminar) services to customer. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i)	identification of the promised goods and services in the contract;

(ii)	determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the provision of services upon delivery of the finalized Personal Financial Report to the customer.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common stock outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common stock outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s common stock outstanding. Diluted earnings per share reflects the amount of net income available to each common stock outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair Value Measurement

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Recently issued and adopted accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024.

Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

3. PREPAYMENT

	As of February 28, 2025 (Unaudited)	As of May 31, 2024 (Audited)

Prepaid expenses	$2,710	$-

Prepaid expenses as of February 28, 2025 represents the payment made to installment for EDGAR.

4. ACCOUNTS RECEIVABLE

	As of February 28, 2025 (Unaudited)	As of May 31, 2024 (Audited)

Accounts receivable	$-	$5,000
Allowance for doubtful accounts	-	-
Total	$-	$5,000

Accounts receivable balance was nil as of February 28, 2025

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of February 28, 2025 and May 31, 2024:

	As of February 28, 2025 (Unaudited)	As of May 31, 2024 (Audited)

Computer and software	$5,560	$1,659
Less: accumulated depreciation	(1,133)	(138)
Plant and equipment, net	$4,427	$1,521

Depreciation expense as of February 28, 2025 and May 31, 2024 was $995 and $138, respectively.

6. ACCRUED LIABILITIES

	As of February 28, 2025 (Unaudited)	As of May 31, 2024 (Audited)

Accrued liabilities	$4,100	$8,500

As of February 28, 2025, the Company has accrued liabilities of $4,100 which comprises of outstanding audit fees and professional fee.

7. AMOUNT DUE TO A DIRECTOR

	As of February 28, 2025 (Unaudited)	As of May 31, 2024 (Audited)

Amounts due to a director	$0	$2,929

As of February 28, 2025, there are currently no interested/related party loans between Zonghan Wu and the Company.

Our director, Zonghan Wu, has not been compensated for the services.

8. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of commons stock authorized.

On October 20, 2023, upon the incorporation of the Company, Zonghan Wu, subscribed 20,000,000 shares of common stock at $0.0001 per share for a total subscription value of $2,000.

As of February 28, 2025, the Company has 20,000,000 shares of common stock issued and outstanding.

9. INCOME TAX

The income from operation before income tax of the Company for the nine months ended February 28, 2025 was comprised of the following:

For the nine months ended February 28, 2025
Tax jurisdictions from:
– Local	$3,686

Income from operation before income tax	$3,686

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of February 28, 2025, the operations in the United States of America incurred $247 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $52 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of February 28, 2025 and May 31, 2024:

	As of	As of
	February 28, 2025	May 31, 2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$52	$826
Less: valuation allowance	(52)	(826)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $52 as of February 28, 2025.

10. CONCENTRATIONS OF RISK

Customer Concentration

For the nine months ended February 28, 2025, there were two customers who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the nine months ended February 28, 2025
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$5,005	20%	$-
Customer B	$20,100	80%	$-
Total	$25,105	100%	$-

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after February 28, 2025 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1/A dated February 13, 2025, for the period from inception on July 25, 2023 to May 31, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form S-1/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on February 13, 2025, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

We, ROCKY MOUNTAINS GROUP LTD, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on July 25, 2023.

The Company’s executive office is located at E 242 Bucklands Beach Road, Bucklands Beach, Auckland 2012, New Zealand. We offer one-on-one Personal Financial Literacy Seminar services, with a focus on providing such services to New Zealand individuals or families.

Results of operations for the three and nine months ended February 28, 2025

Revenues

For the three months ended February 28, 2025, the Company generated revenue in the amount of $10,100. The revenue was generated as a result of the Company having provided two Personal Financial Literacy Seminars (PFL Seminar) to two participants.

For the nine months ended February 28, 2025, the Company generated revenue in the amount of $25,105. The revenue was generated as a result of the Company having provided five Personal Financial Literacy Seminars (PFL Seminar) to five participants.

General and Administrative Expenses

For the three months ended February 28, 2025, the Company had general and administrative expenses in the amount of $6,171. These were primarily comprised of bank charges, legal, audit and professional fees.

For the nine months ended February 28, 2025, the Company had general and administrative expenses in the amount of $20,424. These were primarily comprised of bank charges, legal, audit and professional fees.

Net Income

Our net income for the three months ended February 28, 2025 was $3,466.

Our net income for the nine months ended February 28, 2025 was $3,686.

Liquidity and Capital Resources

Cash Provided by Operating Activities

For the nine months ended February 28, 2025, the Company has net cash inflow $10,988 in operating activities primarily caused by decreases in the accrued liabilities, accounts receivable, amount due to our director and increase in prepayment.

Cash Used In Investing Activity

For the nine months ended February 28, 2025, the Company had realized “cash used in investing activity” of $3,901. The cash used in investing activity was attributable to the purchase of plant and equipment.

Cash Provided by Financing Activity

For the nine months ended February 28, 2025, the Company did not generate nor used any cash in financing activities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of February 28, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of February 28, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

We are not subjected to nor engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition. Further, there are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAINS GROUP LTD
(Name of Registrant)

Date: April 3, 2025

By:	/s/ ZONGHAN WU
Zonghan Wu
Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-6-