Form 10-K
period 2025-05-31
Rocky Mountains Group Ltd
filed 2025-08-13
CIK 2034288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended May 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-281852

ROCKY MOUNTAINS GROUP LTD

(Exact name of registrant issuer as specified in its charter)

Nevada	93-2609396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

E 242 Bucklands Beach Road, Bucklands Beach, Auckland 2012, New Zealand
Address of principal executive offices, including zip code

+(61) 405223877
Registrant’s phone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2025
Common Stock, $0.0001 par value	23,200,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

ROCKY MOUNTAINS GROUP LTD

FORM 10-K

For the Fiscal Year Ended May 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantee of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” “our,” or “Rocky Mountains” are references to Rocky Mountains Group Ltd, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

Rocky Mountains Group Ltd, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on July 25, 2023.

On July 25, 2023, Mr. Zonghan Wu was appointed as President, Secretary, Treasurer, Chief Executive Officer, and Director.

On October 20, 2023, the Company issued 20,000,000 shares of restricted common stock, with $0.0001 per share, to Mr. Zonghan Wu in consideration of $2,000. The $2,000 in proceeds went to the Company to be used as working capital.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) due to the fact that all sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On August 30, 2024, the Company has submitted initial Form S-1 Registration Statement to S.E.C registering an offering by the Company amounted up to $120,000 to Securities & Exchange Commission (“S.E.C”), which was later declared effective on March 06, 2025.

As of May 31, 2025, the Company is conducting a public offering under its Form S-1 registration. To date, 3,200,000 shares have been sold at $0.015 per share, raising approximately $48,000 in gross proceeds. The offering remains ongoing, and proceeds will be used as outlined in the Form S-1.

Description of Business

Rocky Mountains Group Ltd is headquartered in Auckland, New Zealand. We provide financial literacy seminar services to New Zealand individuals and families. Our mission is to improve the financial well-being of our clients.

The Company believes there is enormous opportunity in promoting, and at the same time profiting from, financial literacy in New Zealand. At present, the only service that has been provided by the Company is the one-on-one Personal Financial Literacy Seminar (herein referred as “PFL Seminar”). All other additional services are prospective, and have not, as of this point in time, been performed for any clients yet, nor do we have a definitive timeline for when we may begin to offer such services. We believe that we have the capacity to offer our services immediately upon securing an agreement with a client.

Our PFL Seminar focuses on elevating our clients’ financial literacy and teaching them responsible financial behaviors and rational attitudes towards financial management. Our PFL Seminar aims to improve clients’ awareness and capability to make rational financial decision throughout their life stages, which leads to sustained improvements in their financial behavior. We believe that raising financial literacy is a key to empower clients with the financial knowledge and skills to improve their financial well-being. Financially capable clients could interact responsibly with their financial service providers, which in turn builds a healthy financial lifestyle. At present, our PFL Seminar is taught solely by the Company’s President. We intend to hire additional instructors in the future, depending on the success of our operations, and will require that all instructors have relevant training/background and that the follow a standard of procedure (SOP), that has yet to be developed, in order to ensure that their lessons meet the quality standards we require.

Our PFL Seminar is a one-on-one workshop, presently conducted online via Zoom, which consists of three sessions and the clients are expected to devote at least three hours per session as elaborated below:

Session 1: Financial Management Knowledge, Tool and Resources

Various studies, including those from the Commission for Financial Capability and the Reserve Bank of New Zealand, have revealed that a significant portion of New Zealanders lack confidence in their financial knowledge and skills. For example, the Commission’s National Strategy for Financial Capability report highlighted that many New Zealanders struggle with managing debt, saving for retirement, and making informed investment decisions. These studies underscore the need for improved financial education, aligning with our goal to empower individuals through enhanced financial literacy.

Session 1 of our PFL Seminar enlightens clients with the above concerns and goes into detail on the following key learning objectives:

1.	Knowledge of financial concepts;

2.	Ability to live within means;

3.	Management of expected and unexpected expenses;

4.	Being vigilant to avoid financial scams; and

5.	Ability to assess the risks and benefits of financial products and services.

 Session 2: Long-term Financial Planning Knowledge

Studies, including those from the Te Ara Ahunga Ora Retirement Commission and Sorted Money Week surveys, indicate that many New Zealanders tend to save without clear financial goals and adopt a “live for today” mindset. This lack of long-term planning leaves a significant portion of the population ill-prepared to manage major life expenses. For example, the New Zealand Financial Capability Survey found that many New Zealanders do not plan adequately for future financial needs, such as unexpected job losses, serious illness, or significant life changes like pandemics. This absence of clear, long-term financial goals often results in insufficient funds to cover both expected and unexpected expenses, highlighting the need for better financial education and planning.

Session 2 of our PFL Seminar enlightens clients with the above concerns and goes into detail on the following key learning objectives:

1.	The use of innovation guides and tools to improve long-term financial planning;

2.	Awareness and knowledge of the benefits of seeking appropriate professional advice on financial planning;

3.	The importance of voluntary savings and income diversification; and

4.	The importance of long-term financial plans for retirement.

The desired outcomes of this session are inculcating clients with the habit of long-term planning for different life stages or events, such as marriage, having children, performing pilgrimage, death and illness. Clients will also be aware of the importance of funding sufficiency to meet their future financial needs and retirement life.

Session 3: Protect Your Money

We believe it is increasingly important to be financially literate in this era of digitization, as online information can be overwhelming and even inaccurate. Furthermore, as new financial products and services, such as internet banking and mobile payments, are growing in popularity, the capability to validate and verify such information is crucial before making any financial decisions.

Expectations of unrealistically high returns also increase the risk of falling victim to scams and illegal financial schemes. We believe with enough financial knowledge; our clients will be able to make the distinction between legitimate products and fraudulent schemes and be aware of avenues to seek help when in doubt.

Session 3 of our PFL Seminar enlightens clients with the above concerns and goes into detail on the following key learning objectives:

1.	Provide better understanding of risks and returns;

2.	Improve awareness of the innovation of financial products and its implications;

3.	Raise awareness on financial scams and fraud; and

4.	Explain the risks of sophisticated financial products and services.

Session 3 of PFL Seminar should increase clients’ awareness and understandings on the key features of certain financial products and services. They should also be able to identify suitable financial products based on their risk appetites and objectives and make rational financial decisions.

Pricing

We generate our revenues by providing PFL Seminar services to New Zealand individuals and families. The one-time PFL seminar fees are typically a flat fee, which is currently proposed as $5,000 for one individual.

Marketing

We believe word-of-mouth is an especially effective marketing tool for our business. We intend to engage in nationwide marketing initiatives to further raise our brand awareness while continuing to improve client satisfaction to strengthen our word-of-mouth referrals.

We expect to increase our marketing efforts through our President’s personal networks and industry association channels which have not, at this point of time, been fully identified. Our President leverages various resources in performing tasks, including their social connections and referrals from existing clients.

Additionally, we intend to bolster our professional reputation and image by showcasing our knowledge and industry expertise via marketing campaigns through various forms of media, including our website at www.rockymountainsgroup.com. We have undefined plans to initially market our services through webinars, the creation of a wide variety of white papers, newsletters, books, and other information offerings. Furthermore, we plan to begin a social media campaign utilizing blogs, twitter, Facebook, and LinkedIn. A targeted campaign is intended to be made to focus on individuals and families. At this point in time, we cannot state with any certainty when we will commence with the aforementioned marketing activities.

Industry Competition

The financial literacy services industry is very competitive and fragmented in the market niche in which our Company operates. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources than we possess. Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of similar specialties, which range from giant national wealth management firm, private banks and family offices headquartered in New Zealand.

The majority of our competitors are banks, wealth management firms, and insurance brokers who aim to sell their own products by providing financial literacy services. As such, we feel that we have a competitive advantage over many of our competitors, in that we do not sell any specific insurance or investment product, and instead strive to maintain our independence and avoid potential conflicts of interest. We believe that our clients will feel assured that the quality of our services and recommendations are not hampered by the need to sell any additional products.

We believe that existing and new competitors will continue to improve their services and introduce new services with competitive pricing and performance characteristics. In periods of reduced demand for our services, we can either choose to maintain market share by reducing our prices to meet competition or maintain prices, which would likely sacrifice market share. Sales and overall profitability could be reduced in either case.

Employees

As of May 31, 2025, we have two employees including our President and sole director, Mr. Zonghan Wu. Currently, Mr. Wu has the flexibility to work on our business up to 20 hours per week, but is prepared to devote more time if necessary. The Company intends to employ 2 employees by the end of 2025, with 1 employee designated to administration and 1 professional to providing financial literacy seminar services. It is the intention of the Company to focus on hiring employees who possess industry-recognized qualifications, are primarily recruited from reputable institutions in the wealth management industry and have an average of approximately 5 years of industry experience.

Government Regulations

Rocky Mountains Group Ltd solely provides financial literacy seminar services, and we will not take part in any distribution of financial products, such as insurance or investment products. We are not required to obtain any license that we are aware of except possibly business registration licenses in jurisdictions we may intend to operate in.

However, from time to time during one-on-one PFL Seminar, the Company or employee of the Company will come across personal data as defined under New Zealand Privacy Act 2020 (herein referred as “NZPA”). According to NZPA, Data User, such as the Company or employee of the Company, shall not process personal data about a data subject unless the data subject has given his consent to the processing of the personal data.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-Party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the system and organization controls (SOC) reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended December 31, 2024. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such an incident may have a material effect, including on our operations, business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee. Our executive management team informs our Audit Committee on cybersecurity risks on a regular basis, at least once per year.

The Audit Committee is primarily responsible for assisting our board of directors in fulfilling its ultimate oversight responsibilities relating to risk assessment and management, including relating to cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including processes and policies for determining risk tolerance, and reviews management’s strategies for adequately mitigating and managing identified risks, including risks relating to cybersecurity threats.

Our cybersecurity coordinator is responsible for assessing and managing our material risks from cybersecurity threats, in close collaboration with our IT team and reports to our CEO. This ensures that the senior management are kept abreast of the cybersecurity posture and potential risks faced by our group.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties. Our office is located at E 242 Bucklands Beach Road, Bucklands Beach, Auckland 2012, New Zealand.

We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of May 31, 2025, the Company’s sole class of common equity is in the process of applying to be quoted on the OTC Markets. The Company believes that we do not have an established public trading market and we cannot assure you that there will be any liquidity for our common stock in the future and such quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of May 31, 2025, we have 30 shareholders on record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Transfer Online, Inc, with an address at 512 SE Salmon St., Portland, OR 97214, United States and telephone number is +1 (503) 227-2950.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Recent Sales of Unregistered Securities

No unregistered securities have been sold by the Company during the period covered by this Form 10-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended May 31, 2025.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended May 31, 2025 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on February 13, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

Overview

Rocky Mountains Group Ltd is headquartered in New Zealand. The Company’s executive office is located at E 242 Bucklands Beach Road, Bucklands Beach, Auckland 2012, New Zealand. We offer one-on-one Personal Financial Literacy Seminar services, with a focus on providing such services to New Zealand individuals or families.

Our cash and cash equivalents are $37,114 as of May 31, 2025. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended May 31, 2025, the Company incurred a net loss of $23,635, a negative cash flow from operating activities of $9,961. As reflected in the financial statements, the Company had an accumulated deficit of $27,568. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or continuing financial support from its major shareholders and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Results of operations for the year ended May 31, 2025

Revenues

For the years ended May 31, 2025 and 2024, the Company has generated a revenue of $30,105 and $10,000 respectively. The revenue is generated through provision of Personal Financial Literacy Seminar (PFL Seminar) services to clients.

General and Administrative Expenses

For the years ended May 31, 2025 and 2024, the Company incurred general and administrative expenses of $53,740 and $13,933 respectively. These were primarily comprised of audit fees, stock and registrar fees, legal fees and other professional fees.

Net Loss

For the years ended May 31, 2025 and 2024, the Company incurred a net loss of $23,635 and $3,933 respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has increased by $34,139, from $2,975 as of May 31, 2024 to $37,114 as of May 31, 2025. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash (Used in) / Provided by Operating Activities

For the year ended May 31, 2025, the Company has used $9,961 in operating activities, which was primarily attributable to net loss from operation, decrease in accounts receivable, increase in prepayment and debt forgiveness from a director.

Net cash provided by operating activities was $2,634 from July 25, 2023 (Date of Inception) to May 31, 2024. Cash provided by operating activities was attributable to increases in the amount due to our director, accrued liabilities, and accounts receivable.

Cash Used in Investing Activity

For the year ended May 31, 2025, the Company had realized “cash used in investing activity” of $3,900. The cash used in investing activity was attributable to the purchase of plant and equipment.

For the period ended May 31, 2024, the Company had realized “cash used in investing activity” of $1,659. The cash used in investing activity was attributable to the purchase of plant and equipment.

Cash Provided by Financing Activity

For the year ended May 31, 2025, the Company conducted a public offering under its Form S-1 registration. To date, 3,200,000 shares have been sold at $0.015 per share, raising $48,000 in gross proceeds. The offering remains ongoing, and proceeds will be used as outlined in the Form S-1.

On October 20, 2023, our sole officer and director, Zonghan Wu, purchased 20,000,000 shares of restricted common stock at a purchase price of $0.0001 per share. The $2,000 in proceeds went directly to the Company to be used for working capital.

In regards to all of the above transaction we claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sale of the stock since the sale of the stock were made to non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

For the period ended May 31, 2024, we generated a total of $2,000 from the sale of our common stock

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of May 31, 2025.

Contractual Obligation

As a smaller reporting company, we are not required to provide the aforementioned information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of May 31, 2025.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of May 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions and Offices

Zonghan Wu	46	Chief Executive Officer, President, Secretary, Treasurer, Director

Zonghan Wu - Chief Executive Officer, President, Secretary, Treasurer, Director

Mr. Wu worked for Opus International Consultants as a Business Analyst in New Zealand from 2004 to 2007. He worked for Nestle as a Commercial Analyst from 2008 to 2011. He worked for SIPP international Industries, Inc. (OTC Pink: SIPN) as a Director and Company Secretary from August 2022 to August 2023. Since 2011, he has been Managing Director of Shanghai Jishi Management Consulting Co. Ltd in Shanghai.

Mr. Wu served as Chairman and Company Secretary for the companies with publicly available information under Rule 15c-211 and quoted in the U.S.: SSHT S&T Group Ltd. (OTC Pink: SSHT) from January 2022 to January 2025. Mr. Wu was awarded a Bachelor of Commerce degree from the University of Auckland in New Zealand in 2004.

In July 2023, Mr. Wu founded Rocky Mountains Group Ltd, and serves as our Chief Executive Officer, President, Secretary, Treasurer, and Director.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors and the Chief Executive Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director(s) believe that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended May 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended May 31, 2025 and 2024:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended May 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Zonghan Wu, Chief Executive Officer, President, Secretary, Treasurer, Director	2025	$-	-	-	-	-	-	-	$-
Zonghan Wu, Chief Executive Officer, President, Secretary, Treasurer, Director	2024	$-	-	-	-	-	-	-	$-

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 31, 2025, the Company has 23,200,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Zonghan Wu President, Secretary, Treasurer, Chief Executive Officer, and Director	19,300,000	83.2%	-	-	83.2%
5% or Greater Shareholders	-	-	-	-	-

*Officers and or Directors who may hold a 5% or greater controlling interest in the Company are included above, but only under the subtitle, “Executive Officers and Directors”.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On October 20, 2023, the Company issued 20,000,000 shares of restricted common stock, with $0.0001 per share, to Mr. Zonghan Wu in consideration of $2,000. The $2,000 in proceeds went to the Company to be used as working capital. As of May 31, 2025, Zonghan Wu holds 19,300,000 shares of common stock.

Mr. Zonghan Wu, currently our major shareholder, serves as our Chief Executive Officer, President, Secretary, Treasurer and Director.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) due to the fact that all sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

ACCOUNTING FEES AND SERVICES	2025	2024

Audit fees	$17,800	$8,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Rocky Mountains Group Ltd and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed herewith:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer, principal financial officer*

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAINS GROUP LTD

Date: August 13, 2025	By:	/s/ Zonghan Wu
Zonghan Wu
Chief Executive Officer, President, Secretary,
Treasurer, and Director
(Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zonghan Wu	Chief Executive Officer, President, Secretary, Treasurer, Director
Zonghan Wu	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	August 13, 2025

ROCKY MOUNTAINS GROUP LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

ROCKY MOUNTAINS GROUP LTD

E 242 Bucklands Beach Road

Bucklands Beach, Auckland 2012

New Zealand

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rocky Mountains Group Ltd (the ‘Company’) as of May 31, 2025 and May 31, 2024, and the related statements of operations and comprehensive loss, statements of changes in stockholders’ equity, and statements of cash flows for each of the years in the two-year period ended May 31, 2025 and from the period of July 25, 2023 (date of inception) to May 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and May 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended of May 31, 2025 and from the period of July 25, 2023 (date of inception) to May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As stated in Note 12 to the financial statements, for the year ended May 31, 2025, the Company had a net loss of $23,635, a negative cash flow from operating activities of $9,961 and as of May 31, 2025, the Company incurred an accumulated deficit of $27,568. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (ID: 6723)

We have served as the Company’s auditor since 2024.
Kuala Lumpur, Malaysia
August 13, 2025

Item 1. FINANCIAL STATEMENTS

ROCKY MOUNTAINS GROUP LTD

BALANCE SHEETS

AS OF MAY 31, 2025 AND 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	May 31, 2025	May 31, 2024
	(Audited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$37,114	$2,975
Accounts receivable	-	5,000
Prepayment	1,199	-
Total current assets	38,313	7,975

Non-current asset
Plant and equipment, net	$3,963	$1,521
Total non-current asset	3,963	1,521

TOTAL ASSETS	$42,276	$9,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$8,500	$8,500
Amounts due to a director	-	2,929
Total current liabilities	8,500	11,429

Total liabilities	$8,500	$11,429

Stockholders’ equity
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 23,200,000 and 20,000,000 shares of May 31, 2025 and May 31, 2024, respectively	$2,320	$2,000
Additional paid in capital	59,024	-
Accumulated deficit	(27,568)	(3,933)
Total stockholders’ equity	$33,776	$(1,933)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,276	$9,496

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FROM JULY 25, 2023 (DATE OF INCEPTION) TO MAY 31, 2024 (AUDITED) AND FOR THE YEAR ENDED MAY 31, 2025

(AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Year ended May 31, 2025	From July 25, 2023 (Date of Inception) to May 31, 2024

Revenue	$30,105	$10,000

Operating expenses
General and administrative expenses	52,282	13,795
Depreciation	1,458	138
Total operating expenses	53,740	13,933
Loss from operations	(23,635)	(3,933)
Net loss	(23,635)	(3,933)

Earnings per share
Net loss per common stock – basic and diluted	(0)	(0)

Weighted average number of common stock issued and outstanding
- Basic and diluted	20,319,781	15,691,318

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FROM JULY 25, 2023 (DATE OF INCEPTION) TO MAY 31, 2024 (AUDITED) AND FOR THE YEAR ENDED MAY 31, 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 25, 2023 (Date of Inception)	-	-	-	-	-
Net loss	-	-	-	(3,933)	(3,933)
Issuance of share capital, founder’s shares	20,000,000	2,000	-	-	2,000
Balance as of May 31, 2024	20,000,000	2,000	-	(3,933)	(1,933)
Debt forgiveness from a director	-	-	11,344	-	11,344
Net loss	-	-	-	(23,635)	(23,635)
Initial public offering	3,200,000	320	47,680	-	48,000
Balance as of May 31, 2025	23,200,000	2,320	59,024	(27,568)	33,776

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF CASH FLOWS

FROM JULY 25, 2023 (DATE OF INCEPTION) TO MAY 31, 2024 (AUDITED) AND FOR THE YEARENDED MAY 31, 2025

(AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Year ended May 31, 2025	From July 25, 2023 (Date of Inception) to May 31, 2024
Cash Flows From Operating Activities:
Net loss	$(23,635)	$(3,933)
Depreciation	1,458	138
Changes in operating assets and liabilities:
Accounts receivable	5,000	(5,000)
Prepayment	(1,199)	-
Accrued liabilities	-	8,500
Amounts due to a director (1)	8,415	2,929
Net cash (used in) / provided by operating activities	(9,961)	2,634

Cash Flows From Investing Activity:
Purchase of plant and equipment	(3,900)	(1,659)
Net cash used in investing activity	(3,900)	(1,659)

Cash Flows From Financing Activity:
Proceeds from issuance of shares	48,000	2,000
Net cash provided by financing activity	48,000	2,000

Net change in cash and cash equivalents	34,139	2,975
Cash and cash equivalents, beginning of period	2,975	-
Cash and cash equivalents, end of period	$37,114	$2,975

Supplemental cash flows information

Income taxes paid	$-	$-
Interest paid	$-	$-

(1)	As of November 30, 2024, the sole director of the Company advanced $11,344 to the Company, which is unsecured and non-interest bearing with repayable on demand. Our sole director, Zonghan Wu waived the repayment of the $11,344 loan. As such, there are currently no interested/related party loans between Zonghan Wu and the Company.

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

NOTES TO FINANCIAL STATEMENTS

FROM JULY 25, 2023 (DATE OF INCEPTION) TO MAY 31, 2024 AND FOR THE YEAR ENDED MAY 31, 2025

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

The Company’s executive office is located at E 242 Bucklands Beach Road, Bucklands Beach, Auckland 2012, New Zealand.

As of May 31, 2025, the Company is conducting a public offering under its Form S-1 registration. To date, 3,200,000 shares have been sold at $0.015 per share, raising approximately $48,000 in gross proceeds. The offering remains ongoing, and proceeds will be used as outlined in the Form S-1.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). The Company has adopted May 31 as its fiscal year end.

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

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. Expected credit losses are recorded as general and administrative expenses on the statements of operations and comprehensive loss. The receivable balances are written off when they are deemed uncollectible. The Company accrued allowance for credit losses of nil for the year ended May 31, 2025.

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company recognizes revenue over time as the financial literacy seminar and related services are delivered to the customer.

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

Recently Issued But Not Yet Adopted Accounting Standards

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively.

Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses:

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its financial statements and related disclosures.

3. PREPAYMENT

	As of May 31, 2025 (Audited)	As of May 31, 2024 (Audited)

Prepaid expenses	$1,199	$-

Prepaid expenses as of May 31, 2025 represents the payment made to installment for EDGAR.

4. ACCOUNTS RECEIVABLE

	As of May 31, 2025 (Audited)	As of May 31, 2024 (Audited)

Accounts receivable	$-	$5,000

Accounts receivable balance was nil as of May 31, 2025

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of May 31, 2025 and 2024:

	As of May 31, 2025 (Audited)	As of May 31, 2024 (Audited)

Computer and software	$5,559	$1,659
Less: accumulated depreciation	(1,596)	(138)
Plant and equipment, net	$3,963	$1,521

Depreciation expense for the year ended May 31, 2025 and May 31, 2024 was $1,458 and $138, respectively.

6. ACCRUED LIABILITIES

	As of May 31, 2025 (Audited)	As of May 31, 2024 (Audited)

Accrued liabilities	$8,500	$8,500

As of May 31, 2025, the Company has accrued liabilities of $8,500 which comprises of outstanding audit fees.

7. AMOUNT DUE TO A DIRECTOR

	As of May 31, 2025 (Audited)	As of May 31, 2024 (Audited)

Amounts due to a director	$-	$2,929

As of May 31, 2025, there are currently no interested/related party loans between Zonghan Wu and the Company.

Our director, Zonghan Wu, has not been compensated for the services.

8. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of commons stock authorized.

On October 20, 2023, upon the incorporation of the Company, Zonghan Wu, subscribed 20,000,000 shares of common stock at $0.0001 per share for a total subscription value of $2,000. As of May 31, 2025, Zonghan Wu holds 19,300,000 shares of common stock.

As of May 31, 2025, the Company is conducting a public offering under its Form S-1 registration. To date, 3,200,000 shares have been sold at $0.015 per share, raising approximately $48,000 in gross proceeds. The offering remains ongoing, and proceeds will be used as outlined in the Form S-1.

As of May 31, 2025, the Company has 23,200,000 shares of common stock issued and outstanding.

9. INCOME TAX

The loss from operation before income tax of the Company for the years ended May 31, 2025 and 2024 were comprised of the following:

	As of May 31, 2025 (Audited)	As of May 31, 2024 (Audited)
Tax jurisdictions from:
– Local	$(23,635)	$(3,933)

Loss before income taxes	$(23,635)	$(3,933)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of May 31, 2025, the operations in the United States of America incurred $27,568 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $5,789 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of May 31, 2025 and May 31, 2024:

	As of	As of
	May 31, 2025	May 31, 2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$5,789	$826
Less: valuation allowance	(5,789)	(826)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $5,789 as of May 31, 2025.

10. CONCENTRATIONS OF RISK

Customer Concentration

For the year ended May 31, 2025, there were two customers who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the year ended May 31, 2025
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$5,005	16.6%	$-
Customer B	$25,100	83.4%	$-
Total	$30,105	100%	$-

	From July 25, 2023 (Date of Inception) to May 31, 2024
	Revenue	Percentage of Revenue	Accounts receivable
Customer C	$5,000	50%	$-
Customer D	$5,000	50%	$-
Total	$10,000	100%	$-

11. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has single reportable segment based on business unit, financial services business and single reportable segment based on New Zealand.

	For the year ended May 31, 2025
By Business Unit	Financial Services Business	Total
Revenue	$30,105	$30,105

Cost of revenue	-	-
General and administrative expenses	(53,740)	(53,740)

Loss from operations	(23,635)	(23,635)

Total assets	$42,276	$42,276
Capital expenditure	$3,900	$3,900

	From July 25, 2023 (Date of Inception) to May 31, 2024
By Business Unit	Financial Services Business	Total
Revenue	$10,000	$10,000

Cost of revenue	-	-
General and administrative expenses	(13,933)	(13,933)

Loss from operations	(3,933)	(3,933)

Total assets	$9,496	$9,496
Capital expenditure	$1,659	$1,659

	For the year ended May 31, 2025
By Country	New Zealand	Total
Revenue	$30,105	$30,105

Cost of revenue	-	-
General and administrative expenses	(53,740)	(53,740)

Loss from operations	(23,635)	(23,635)

Total assets	$42,276	$42,276
Capital expenditure	$3,900	$3,900

	From July 25, 2023 (Date of Inception) to May 31, 2024
By Country	New Zealand	Total
Revenue	$10,000	$10,000

Cost of revenue	-	-
General and administrative expenses	(13,933)	(13,933)

Loss from operations	(3,933)	(3,933)

Total assets	$9,496	$9,496
Capital expenditure	$1,659	$1,659

12. GOING CONCERN

For the year ended May 31, 2025, the Company incurred a net loss of $23,635 and a negative cash flow from operating activities of $9,961. As reflected in the financial statements, the Company had an accumulated deficit of $27,568. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or continuing financial support from its major shareholders and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after May 31, 2025 up through the date the Company presented these audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

