Form 10-Q
period 2025-08-31
Rocky Mountains Group Ltd
filed 2025-10-14
CIK 2034288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2025

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on August 31, 2025
Common Stock, $0.0001 par value	23,200,000

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ROCKY MOUNTAINS GROUP LTD

BALANCE SHEETS

AS OF AUGUST 31, 2025 (UNAUDITED) AND MAY 31, 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	August 31, 2025	May 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$27,793	$37,114
Accounts receivable	-	-
Prepayment	3,000	1,199
Total current assets	30,793	38,313

Non-current asset
Plant and equipment, net	$3,500	$3,963
Total non-current asset	3,500	3,963

TOTAL ASSETS	$34,293	$42,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$7,350	$8,500
Total current liabilities	7,350	8,500

Total liabilities	$7,350	$8,500

Stockholders’ equity
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 23,200,000 and 23,200,000 shares of August 31, 2025 and May 31, 2025, respectively	$2,320	$2,320
Additional paid in capital	59,024	59,024
Accumulated deficit	(34,402)	(27,568)
Total stockholders’ equity	$26,942	$33,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,292	$42,276

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended August 31
	2025	2024

Revenue	$5,000	$5,005

Operating expenses
General and administrative expenses	11,370	6,432
Depreciation	463	212
Total operating expenses	11,833	6,644

Loss from operations	(6,833)	(1,639)

Net loss	(6,833)	(1,639)

Earnings per share
Net loss per common stock – basic and diluted	(0)	(0)

Weighted average number of common stock issued and outstanding
- Basic and diluted	23,200,000	20,000,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 AND 2024

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of August 31, 2024	20,000,000	2,000	0	(5,572)	(3,572)
Debt forgiveness from a director	-	-	11,344	-	11,344
Net loss	-	-	-	(21,997)	(21,997)
Initial public offering	3,200,000	320	47,680	-	48,000
Balance as of May 31, 2025	23,200,000	2,320	59,024	(27,568)	33,776
Net loss	-	-	-	(6,833)	(6,833)
Balance as of August 31, 2025	23,200,000	2,320	59,024	(34,402)	26,942

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of July 25, 2023 (Date of Inception)	-	-	-	-	-
Net loss	-	-	-	(3,933)	(3,933)
Issuance of share capital, founder’s shares	20,000,000	2,000	-	-	2,000
Balance as of May 31, 2024	20,000,000	2,000	-	(3,933)	(1,933)
Net loss	-	-	-	(1,639)	(1,639)
Balance as of August 31, 2024	20,000,000	2,000	-	(5,572)	(3,572)

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Three Months Ended
	August 31
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(6,833)	$(1,639)
Depreciation	463	212
Changes in operating assets and liabilities:
Accounts receivable	-	5,000
Prepayment	(1,801)	(2,686)
Accrued liabilities	(1,150)	(5,400)
Amounts due to a director	-	5,836
Net cash (used in) / provided by operating activities	(9,321)	1,323

Cash Flows From Investing Activity:
Purchase of plant and equipment	-	(1,321)
Net cash used in investing activity	-	(1,321)

Net change in cash and cash equivalents	(9,321)	2
Cash and cash equivalents, beginning of period	37,114	2,975
Cash and cash equivalents, end of period	$27,793	$2,977

Supplemental cash flows information

Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 (UNAUDITED)

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

The Company’s executive office is located at E 242 Bucklands Beach Road, Bucklands Beach, Auckland 2012, New Zealand.

On June 30, 2025, the Company resolved to close the public offering pursuant to Form S-1, resulting in 3,200,000 shares of common stock being sold at $0.015 per share for a total of $48,000. The proceed of $48,000 went directly to the Company and shall be utilized pursuant to the use of proceed stated in the Form S-1.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements of the Company are prepared for the period ended August 31, 2025 pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). The Company has adopted May 31 as its fiscal year end.

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

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. Expected credit losses are recorded as general and administrative expenses on the statements of operations and comprehensive loss. The receivable balances are written off when they are deemed uncollectible. The Company accrued allowance for credit losses of nil for the three months ended August 31, 2025.

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

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its financial statements and related disclosures.

3. PREPAYMENT

	As of August 31, 2025 (Unaudited)	As of May 31, 2025 (Audited)

Prepaid expenses	$3,000	$1,199

Prepaid expenses as of August 31, 2025 represents the payment made to installment for EDGAR and overpayment to Transfer Online Inc.

4. ACCOUNTS RECEIVABLE

	As of August 31, 2025 (Unaudited)	As of May 31, 2025 (Audited)

Accounts receivable	$-	$-

Accounts receivable balance was nil as of August 31, 2025

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of August 31, 2025 and May 31, 2024:

	As of August 31, 2025 (Unaudited)	As of May 31, 2025 (Audited)

Computer and software	$5,559	$5,559
Less: accumulated depreciation	(2,059)	(1,596)
Plant and equipment, net	$3,500	$3,963

Depreciation expense for the three months ended August 31, 2025 and August 31, 2024 was $463 and $212, respectively.

6. ACCRUED LIABILITIES

	As of August 31, 2025 (Unaudited)	As of May 31, 2025 (Audited)

Accrued liabilities	$7,350	$8,500

As of August 31, 2025, the Company has accrued liabilities of $7,350 which comprises of outstanding audit fees and professional fee.

7. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of commons stock authorized.

On October 20, 2023, upon the incorporation of the Company, Zonghan Wu, subscribed 20,000,000 shares of common stock at $0.0001 per share for a total subscription value of $2,000. As of August 31, 2025, Zonghan Wu holds 19,300,000 shares of common stock.

As of May 31, 2025, the Company is conducting a public offering under its Form S-1 registration. To date, 3,200,000 shares have been sold at $0.015 per share, raising approximately $48,000 in gross proceeds. Proceeds will be used as outlined in the Form S-1.

As of May 31, 2025, the Company has 23,200,000 shares of common stock issued and outstanding.

8. INCOME TAX

The income from operation before income tax of the Company for the three months ended August 31, 2025 was comprised of the following:

	For the three months ended August 31
	2025	2024
Tax jurisdictions from:
– Local	$(6,833)	$(1,639)

Loss before income taxes	$(6,833)	$(1,639)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of August 31, 2025, the operations in the United States of America incurred $34,402 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $7,224 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of August 31, 2025 and May 31, 2025:

	As of	As of
	August 31, 2025 (Unaudited)	May 31, 2025 (Audited)
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$7,224	$5,789
Less: valuation allowance	(7,224)	(5,789)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $7,224 as of August 31, 2025.

9. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended August 31, 2025, there was one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Three Months Ended August 31, 2025
	Revenue	Percentage of Revenue	Accounts receivable
Customer B	$5,000	100%	$-
Total	$5,000	100%	$-

For the three months ended August 31, 2024, there was one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Three Months Ended August 31, 2024
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$5,005	100%	$-
Total	$5,005	100%	$-

10. SEGMENT REPORTING

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

	For the Three Months Ended August 31, 2025
By Business Unit	Financial Services Business	Total
Revenue	$5,000	$5,000

Cost of revenue	-	-
General and administrative expenses	(11,833)	(11,833)

Loss from operations	(6,833)	(6,833)

Total assets	$34,293	$34,293
Capital expenditure	$-	$-

	For the Three Months Ended August 31, 2024
By Business Unit	Financial Services Business	Total
Revenue	$5,005	$5,005

Cost of revenue	-	-
General and administrative expenses	(6,644)	(6,644)

Loss from operations	(1,639)	(1,639)

Total assets	$8,293	$8,293
Capital expenditure	$1,321	$1,321

	For the Three Months Ended August 31, 2025
By Country	New Zealand	Total
Revenue	$5,000	$5,000

Cost of revenue	-	-
General and administrative expenses	(11,833)	(11,833)

Loss from operations	(6,833)	(6,833)

Total assets	$34,293	$34,293
Capital expenditure	$-	$-

	For the Three Months Ended August 31, 2024
By Country	New Zealand	Total
Revenue	$5,005	$5,005

Cost of revenue	-	-
General and administrative expenses	(6,644)	(6,644)

Loss from operations	(1,639)	(1,639)

Total assets	$8,293	$8,293
Capital expenditure	$1,321	$1,321

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after August 31, 2025 up through the date the Company issued the financial statements.

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

Results of operations for the three months ended August 31, 2025 and 2024

Revenues

For the three months ended August 31, 2025, the Company generated revenue in the amount of $5,000. The revenue was generated as a result of the Company having provided one Personal Financial Literacy Seminar (PFL Seminar) to one participant.

For the three months ended August 31, 2024, the Company generated revenue in the amount of $5,005. The revenue was generated as a result of the Company having provided one Personal Financial Literacy Seminars (PFL Seminar) to one participant.

General and Administrative Expenses

For the three months ended August 31, 2025, the Company had general and administrative expenses in the amount of $11,833. These were primarily comprised of bank charges, legal, audit and professional fees.

For the three months ended August 31, 2024, the Company had general and administrative expenses in the amount of $6,644. These were primarily comprised of bank charges, legal, audit and professional fees.

Net Income

Our net loss for the three months ended August 31, 2025 was $6,833.

Our net loss for the three months ended August 31, 2024 was $1,639.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the three months ended August 31, 2025, the Company has net cash outflow $9,321 in operating activities primarily caused by decreases in the accrued liabilities and increase in prepayment.

Net cash provided by operating activities was $1,323 for the three months ended August 31, 2024. Cash provided by operating activities was attributable to decreases in the accrued liabilities, accounts receivable and increase in prepayment and amount due to our director.

Cash Used In Investing Activity

For the three months ended August 31, 2025, the Company did not generate nor used any cash in investing activity.

For the three months ended August 31, 2024, the Company had realized “cash used in investing activity” of $1,321. The cash used in investing activity was attributable to the purchase of plant and equipment.

Cash Provided by Financing Activity

For the three months ended August 31, 2025 and 2024, the Company did not generate nor used any cash in financing activity.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of August 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of August 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended August 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 14, 2025

By:	/s/ ZONGHAN WU
Zonghan Wu
Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-