Form 10-Q
period 2025-11-30
Rocky Mountains Group Ltd
filed 2025-12-31
CIK 2034288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2025

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on November 30, 2025
Common Stock, $0.0001 par value	23,200,000

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ROCKY MOUNTAINS GROUP LTD

BALANCE SHEETS

AS OF NOVEMBER 30, 2025 (UNAUDITED) AND MAY 31, 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	November 30, 2025	May 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$16,917	$37,114
Accounts receivable	-	-
Prepayment	4,624	1,199
Total current assets	21,541	38,313

Non-current asset
Plant and equipment, net	$3,036	$3,963
Total non-current asset	3,036	3,963

TOTAL ASSETS	$24,577	$42,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities	$3,100	$8,500
Total current liabilities	3,100	8,500

Total liabilities	$3,100	$8,500

Stockholders’ equity
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 23,200,000 and 23,200,000 shares of November 30, 2025 and May 31, 2025, respectively	$2,320	$2,320
Additional paid in capital	59,024	59,024
Accumulated deficit	(39,867)	(27,568)
Total stockholders’ equity	$21,477	$33,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,577	$42,276

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended November 30		Six months ended November 30
	2025	2024	2025	2024

Revenue	$5,000	$10,000	$10,000	$15,005

Operating expenses
General and administrative expenses	10,002	7,821	21,372	14,253
Depreciation	463	320	927	532
Total operating expenses	10,465	8,141	22,299	14,785

Loss / Income from operations	(5,465)	1,859	(12,299)	220

Net loss / income	(5,465)	1,859	(12,299)	220

Earnings per share
Net loss per common stock – basic and diluted	(0)	0	(0)	0

Weighted average number of common stock issued and outstanding
- Basic and diluted	23,200,000	20,000,000	23,200,000	20,000,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30 , 2025 AND 2024

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of May 31, 2025	23,200,000	2,320	59,024	(27,568)	33,776
Net loss	-	-	-	(6,833)	(6,833)
Balance as of August 31, 2025	23,200,000	2,320	59,024	(34,402)	26,942
Net loss	-	-	-	(5,465)	(5,465)
Balance as of November 30 , 2025	23,200,000	2,320	59,024	(39,867)	21,477

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of May 31, 2024	20,000,000	2,000	0	(3,933)	(1,933)
Net loss	-	-	-	(1,639)	(1,639)
Balance as of August 31, 2024	20,000,000	2,000	0	(5,572)	(3,572)
Net income	-	-	-	1,859	1,859
Debt forgiveness from a director who is also a shareholder	-	-	11,344	-	11,344
Balance as of November 30, 2024	20,000,000	2,000	11,344	(3,713)	9,631

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Six Months Ended
	November 30
	2025	2024
Cash Flows From Operating Activities:
Net loss / income	$(12,299)	$220
Depreciation	927	532
Debt forgiveness from a director who is also a shareholder	-	11,344
Changes in operating assets and liabilities:
Accounts receivable	-	5,000
Prepayment	(3,425)	(4,188)
Accrued liabilities	(5,400)	(5,400)
Amounts due to a director	-	(2,929)
Net cash (used in) / provided by operating activities	(20,197)	4,579

Cash Flows From Investing Activity:
Purchase of plant and equipment	-	(3,901)
Net cash used in investing activity	-	(3,901)

Net change in cash and cash equivalents	(20,197)	678
Cash and cash equivalents, beginning of period	37,114	2,975
Cash and cash equivalents, end of period	$16,917	$3,653

Supplemental cash flows information

Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2025 (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements of the Company are prepared for the period ended November 30, 2025 pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). The Company has adopted May 31 as its fiscal year end.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended November 30, 2025, the Company suffered an accumulated deficit of $39,867 and negative operating cash flow of $20,197. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

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

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. Expected credit losses are recorded as general and administrative expenses on the statements of operations and comprehensive loss. The receivable balances are written off when they are deemed uncollectible. The Company accrued allowance for credit losses of nil for the three months ended November 30, 2025.

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

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its financial statements and related disclosures.

3. PREPAYMENT

	As of November 30, 2025 (Unaudited)	As of May 31, 2025 (Audited)

Prepaid expenses	$4,624	$1,199

Prepaid expenses as of November 30, 2025 represents the payment made to installment for EDGAR and overpayment to Transfer Online Inc.

4. ACCOUNTS RECEIVABLE

	As of November 30, 2025 (Unaudited)	As of May 31, 2025 (Audited)

Accounts receivable	$-	$-

Accounts receivable balance was nil as of November 30, 2025.

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of November 30, 2025 and May 31, 2025:

	As of November 30, 2025 (Unaudited)	As of May 31, 2025 (Audited)

Computer and software	$5,559	$5,559
Less: accumulated depreciation	(2,523)	(1,596)
Plant and equipment, net	$3,036	$3,963

Depreciation expense for the three months and six months ended November 30, 2025 were $463 and $927, respectively.

Depreciation expense for the three months and six months ended November 30, 2024 were $320 and $532, respectively.

6. ACCRUED LIABILITIES

	As of November 30, 2025 (Unaudited)	As of May 31, 2025 (Audited)

Accrued liabilities	$3,100	$8,500

As of November 30, 2025, the Company has accrued liabilities of $3,100 which comprises of outstanding audit fees.

7. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of commons stock authorized.

On October 20, 2023, upon the incorporation of the Company, Zonghan Wu, subscribed 20,000,000 shares of common stock at $0.0001 per share for a total subscription value of $2,000. As of November 30, 2025, Zonghan Wu holds 19,300,000 shares of common stock.

As of May 31, 2025, the Company is conducting a public offering under its Form S-1 registration. To date, 3,200,000 shares have been sold at $0.015 per share, raising approximately $48,000 in gross proceeds. Proceeds will be used as outlined in the Form S-1.

As of November 30, 2025, the Company has 23,200,000 shares of common stock issued and outstanding.

8. INCOME TAX

The income from operation before income tax of the Company for the three months ended November 30, 2025 was comprised of the following:

	For the three months ended November 30
	2025	2024
Tax jurisdictions from:
– Local	$(12,299)	$220

Loss / Income before income taxes	$(12,299)	$220

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of November 30, 2025, the operations in the United States of America incurred $39,867 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $8,372 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of November 30, 2025 and May 31, 2025:

	As of	As of
	November 30, 2025 (Unaudited)	May 31, 2025 (Audited)
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$8,372	$5,789
Less: valuation allowance	(8,372)	(5,789)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $8,372 as of November 30, 2025.

9. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended November 30, 2025, there was one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Three Months Ended November 30, 2025
	Revenue	Percentage of Revenue	Accounts receivable
Customer B	$5,000	100%	$-
Total	$5,000	100%	$-

For the three months ended November 30, 2024, there was one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Three Months Ended November 30, 2024
	Revenue	Percentage of Revenue	Accounts receivable
Customer B	$10,000	100%	$-
Total	$10,000	100%	$-

For the six months ended November 30, 2025, there were one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Six Months Ended November 30, 2025
	Revenue	Percentage of Revenue	Accounts receivable
Customer B	$10,000	100%	$-
Total	$10,000	100%	$-

For the six months ended November 30, 2024, there were two customers who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Six Months ended November 30, 2024
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$5,005	33.4%	$-
Customer B	$10,000	66.6%	$-
Total	$15,005	100%	$-

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

	For the Six Months Ended November 30, 2025
By Business Unit	Financial Services Business	Total
Revenue	$10,000	$10,000

Cost of revenue	-	-
General and administrative expenses	(22,299)	(22,299)

Loss from operations	(12,299)	(12,299)

Total assets	$24,577	$24,577
Capital expenditure	$-	$-

	For the Six Months Ended November 30, 2024
By Business Unit	Financial Services Business	Total
Revenue	$15,005	$15,005

Cost of revenue	-	-
General and administrative expenses	(14,785)	(14,785)

Income from operations	220	220

Total assets	$12,731	$12,731
Capital expenditure	$-	$-

	For the Six Months Ended November 30, 2025
By Country	New Zealand	Total
Revenue	$10,000	$10,000

Cost of revenue	-	-
General and administrative expenses	(22,299)	(22,299)

Loss from operations	(12,299)	(12,299)

Total assets	$24,577	$24,577
Capital expenditure	$-	$-

	For the Six Months Ended November 30, 2024
By Country	New Zealand	Total
Revenue	$15,005	$15,005

Cost of revenue	-	-
General and administrative expenses	(14,785)	(14,785)

Income from operations	220	220

Total assets	$12,731	$12,731
Capital expenditure	$-	$-

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after November 30, 2025 up through the date the Company issued the financial statements.

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

Results of operations for the three months ended November 30, 2025 and 2024

Revenues

For the three months ended November 30, 2025, the Company generated revenue in the amount of $5,000. The revenue was generated as a result of the Company having provided one Personal Financial Literacy Seminar (PFL Seminar) to one participant.

For the three months ended November 30, 2024, the Company generated revenue in the amount of $10,000. The revenue was generated as a result of the Company having provided two Personal Financial Literacy Seminars (PFL Seminar) to two participants.

General and Administrative Expenses

For the three months ended November 30, 2025, the Company had general and administrative expenses in the amount of $10,002. These were primarily comprised of bank charges, legal, audit and professional fees.

For the three months ended November 30, 2024, the Company had general and administrative expenses in the amount of $7,821. These were primarily comprised of bank charges, legal, audit and professional fees.

Net Income

Our net loss for the three months ended November 30, 2025 was $5,465.

Our net income for the three months ended November 30, 2024 was $1,859.

Results of operations for the six months ended November 30, 2025 and 2024

Revenues

For the six months ended November 30, 2025, the Company generated revenue in the amount of $10,000. The revenue was generated as a result of the Company having provided one Personal Financial Literacy Seminars (PFL Seminar) to one  participants.

For the six months ended November 30, 2024, the Company generated revenue in the amount of $15,005. The revenue was generated as a result of the Company having provided two Personal Financial Literacy Seminars (PFL Seminar) to two participants.

General and Administrative Expenses

For the six months ended November 30, 2025, the Company had general and administrative expenses in the amount of $21,372. These were primarily comprised of bank charges, legal, audit and professional fees.

For the six months ended November 30, 2024, the Company had general and administrative expenses in the amount of $14,253. These were primarily comprised of bank charges, legal, audit and professional fees.

Net Income

Our net loss for the six months ended November 30, 2025 was $12,299.

Our net income for the six months ended November 30, 2024 was $220.

Liquidity and Capital Resources

Cash (Used in) / Provided by Operating Activities

For the six months ended November 30, 2025, the Company has net cash outflow $20,197 in operating activities primarily caused by decreases in the accrued liabilities and increase in prepayment.

For the six months ended November 30, 2024, the Company has net cash inflow $4,579 in operating activities primarily caused by decreases in the accrued liabilities, accounts receivable, amount due to our director and increase in prepayment.

Cash Used In Investing Activity

For the six months ended November 30, 2025, the Company did not generate nor used any cash in investing activity.

For the six months ended November 30, 2024, the Company had realized “cash used in investing activity” of $3,901. The cash used in investing activity was attributable to the purchase of plant and equipment.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of November 30, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of November 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended November 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 31, 2025

By:	/s/ ZONGHAN WU
Zonghan Wu
Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-