Form 10-Q
period 2026-02-28
Rocky Mountains Group Ltd
filed 2026-04-01
CIK 2034288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2026

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on February 28, 2026
Common Stock, $0.0001 par value	23,200,000

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ROCKY MOUNTAINS GROUP LTD

BALANCE SHEETS

AS OF FEBRUARY 28, 2026 (UNAUDITED) AND MAY 31, 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	February 28, 2026	May 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$13,449	$37,114
Accounts receivable	-	-
Prepayment	3,027	1,199
Total current assets	16,476	38,313

Non-current asset
Plant and equipment, net	$2,573	$3,963
Total non-current asset	2,573	3,963

TOTAL ASSETS	$19,049	$42,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liability
Accrued liabilities	$3,100	$8,500
Total current liability	3,100	8,500

Total liabilities	$3,100	$8,500

Stockholders’ equity
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 23,200,000 and 23,200,000 shares of February 28, 2026 and May 31, 2025, respectively	$2,320	$2,320
Additional paid in capital	59,024	59,024
Accumulated deficit	(45,395)	(27,568)
Total stockholders’ equity	$15,949	$33,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,049	$42,276

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended February 28		Nine months ended February 28
	2026	2025	2026	2025

Revenue	$5,000	$10,100	$15,000	$25,105

Operating expenses
General and administrative expenses	10,065	6,171	31,437	20,424
Depreciation	463	463	1,390	995
Total operating expenses	10,528	6,634	32,827	21,419

(Loss) / Income from operations	(5,528)	3,466	(17,827)	3,686

Net (loss) / income	(5,528)	3,466	(17,827)	3,686

Earnings per share
Net loss per common stock – basic and diluted	(0)	0	(0)	0

Weighted average number of common stock issued and outstanding
- Basic and diluted	23,200,000	20,000,000	23,200,000	20,000,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of May 31, 2025	23,200,000	2,320	59,024	(27,568)	33,776
Net loss	-	-	-	(6,833)	(6,833)
Balance as of August 31, 2025	23,200,000	2,320	59,024	(34,401)	26,943
Net loss	-	-	-	(5,466)	(5,466)
Balance as of November 30, 2025	23,200,000	2,320	59,024	(39,867)	21,477
Net loss	-	-	-	(5,528)	(5,528)
Balance as of February 28, 2026	23,200,000	2,320	59,024	(45,395)	15,949

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of May 31, 2024	20,000,000	2,000	0	(3,933)	(1,933)
Net loss	-	-	-	(1,639)	(1,639)
Balance as of August 31, 2024	20,000,000	2,000	0	(5,572)	(3,572)
Net income	-	-	-	1,859	1,859
Debt forgiveness from a director	-	-	11,344	-	11,344
Balance as of November 30, 2024	20,000,000	2,000	11,344	(3,713)	9,631
Net income	-	-	-	3,466	3,466
Balance as of February 28, 2025	20,000,000	2,000	11,344	(249)	13,097

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Nine Months Ended
	February 28
	2026	2025
Cash Flows From Operating Activities:
Net (loss) /income	$(17,827)	$3,686
Depreciation	1,390	995
Debt forgiveness from a director who is also a shareholder	-	11,344
Changes in operating assets and liabilities:		-
Accounts receivable	-	5,000
Prepayment	(1,828)	(2,710)
Accrued liabilities	(5,400)	(4,400)
Amounts due to a director	-	(2,929)
Net cash (used in) / provided by operating activities	(23,665)	10,986

Cash Flows From Investing Activity:
Purchase of plant and equipment	-	(3,901)
Net cash used in investing activity	-	(3,901)

Net change in cash and cash equivalents	(23,665)	7,085
Cash and cash equivalents, beginning of period	37,114	2,975
Cash and cash equivalents, end of period	$13,449	$10,060

Supplemental cash flows information

Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2026 (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements of the Company are prepared for the period ended February 28, 2026 pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). The Company has adopted May 31 as its fiscal year end.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended February 28, 2026, the Company suffered an accumulated deficit of $45,395 and negative operating cash flow of $23,665. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. Expected credit losses are recorded as general and administrative expenses on the statements of operations and comprehensive loss. The receivable balances are written off when they are deemed uncollectible. The Company accrued allowance for credit losses of nil for the three months ended February 28, 2026.

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

The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its financial statements and related disclosures.

3. PREPAYMENT

	As of February 28, 2026 (Unaudited)	As of May 31, 2025 (Audited)

Prepaid expenses	$3,027	$1,199

Prepaid expenses as of February 28, 2026 represents the payment made to instalment for EDGAR and overpayment to Transfer Online Inc.

4. ACCOUNTS RECEIVABLE

	As of February 28, 2026 (Unaudited)	As of May 31, 2025 (Audited)

Accounts receivable	$-	$-

Accounts receivable balance was nil as of February 28, 2026.

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of February 28, 2026 and May 31, 2025:

	As of February 28, 2026 (Unaudited)	As of May 31, 2025 (Audited)

Computer and software	$5,559	$5,559
Less: accumulated depreciation	(2,986)	(1,596)
Plant and equipment, net	$2,573	$3,963

Depreciation expense for the three months and nine months ended February 28, 2026 were $463 and $1,390, respectively.

Depreciation expense for the three months and nine months ended February 28, 2025 were $463 and $995, respectively.

6. ACCRUED LIABILITIES

	As of February 28, 2026 (Unaudited)	As of May 31, 2025 (Audited)

Accrued liabilities	$3,100	$8,500

As of February 28, 2026, the Company has accrued liabilities of $3,100 which comprises of outstanding audit fees.

7. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of commons stock authorized.

On October 20, 2023, upon the incorporation of the Company, Zonghan Wu, subscribed 20,000,000 shares of common stock at $0.0001 per share for a total subscription value of $2,000. As of February 28, 2026, Zonghan Wu holds 19,300,000 shares of common stock.

As of May 31, 2025, the Company is conducting a public offering under its Form S-1 registration. To date, 3,200,000 shares have been sold at $0.015 per share, raising approximately $48,000 in gross proceeds. Proceeds will be used as outlined in the Form S-1.

As of February 28, 2026, the Company has 23,200,000 shares of common stock issued and outstanding.

8. INCOME TAX

The income from operation before income tax of the Company for the nine months ended February 28, 2026 was comprised of the following:

	For the nine months ended February 28
	2026	2025
Tax jurisdictions from:
– Local	$(17,827)	$3,686

(Loss) / Income before income taxes	$(17,827)	$3,686

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of February 28, 2026, the operations in the United States of America incurred $45,395 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $9,533 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of February 28, 2026 and May 31, 2025:

	As of	As of
	February 28, 2026 (Unaudited)	May 31, 2025 (Audited)
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$9,533	$5,789
Less: valuation allowance	(9,533)	(5,789)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $9,533 as of February 28, 2026.

9. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended February 28, 2026, there was one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Three Months Ended February 28, 2026
	Revenue	Percentage of Revenue	Accounts receivable
Customer B	$5,000	100%	$-
Total	$5,000	100%	$-

For the three months ended February 28, 2025, there was one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Three Months Ended February 28, 2025
	Revenue	Percentage of Revenue	Accounts receivable
Customer B	$10,100	100%	$-
Total	$10,100	100%	$-

For the nine months ended February 28, 2026, there were one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Nine Months Ended February 28, 2026
	Revenue	Percentage of Revenue	Accounts receivable
Customer B	$15,000	100%	$-
Total	$15,000	100%	$-

For the nine months ended February 28, 2025, there were two customers who accounted for 100% of the Company’s revenues. The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Nine Months ended February 28, 2025
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$5,005	19.9%	$-
Customer B	$20,100	80.1%	$-
Total	$25,105	100%	$-

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

	For the Nine Months Ended February 28, 2026
By Business Unit	Financial Services Business	Total
Revenue	$15,000	$15,000

Cost of revenue	-	-
General and administrative expenses	(32,827)	(32,827)

Loss from operations	(17,827)	(17,827)

Total assets	$19,049	$19,049
Capital expenditure	$-	$-

	For the Nine Months Ended February 28, 2025
By Business Unit	Financial Services Business	Total
Revenue	$25,105	$25,105

Cost of revenue	-	-
General and administrative expenses	(21,419)	(21,419)

Income from operations	3,686	3,686

Total assets	$17,197	$17,197
Capital expenditure	$-	$-

	For the Nine Months Ended February 28, 2026
By Country	New Zealand	Total
Revenue	$15,000	$15,000

Cost of revenue	-	-
General and administrative expenses	(32,827)	(32,827)

Loss from operations	(17,827)	(17,827)

Total assets	$19,049	$19,049
Capital expenditure	$-	$-

	For the Nine Months Ended February 28, 2025
By Country	New Zealand	Total
Revenue	$25,105	$25,105

Cost of revenue	-	-
General and administrative expenses	(21,419)	(21,419)

Income from operations	3,686	3,686

Total assets	$17,197	$17,197
Capital expenditure	$-	$-

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after February 28, 2026 up through the date the Company issued the financial statements.

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

Results of operations for the three months ended February 28, 2026 and 2025

Revenues

For the three months ended February 28, 2026, the Company generated revenue in the amount of $5,000. The revenue was generated as a result of the Company having provided one Personal Financial Literacy Seminar (PFL Seminar) to one participant.

For the three months ended February 28, 2025, the Company generated revenue in the amount of $10,100. The revenue was generated as a result of the Company having provided two Personal Financial Literacy Seminars (PFL Seminar) to two participants.

General and Administrative Expenses

For the three months ended February 28, 2026, the Company had general and administrative expenses in the amount of $10,065. These were primarily comprised of bank charges, legal, audit and professional fees.

For the three months ended February 28, 2025, the Company had general and administrative expenses in the amount of $6,171. These were primarily comprised of bank charges, legal, audit and professional fees.

Net (Loss) / Income

Our net loss for the three months ended February 28, 2026 was $5,528.

Our net income for the three months ended February 28, 2025 was $3,466.

Results of operations for the nine months ended February 28, 2026 and 2025

Revenues

For the nine months ended February 28, 2026, the Company generated revenue in the amount of $15,000. The revenue was generated as a result of the Company having provided one Personal Financial Literacy Seminars (PFL Seminar) to one participants.

For the nine months ended February 28, 2025, the Company generated revenue in the amount of $25,105. The revenue was generated as a result of the Company having provided five Personal Financial Literacy Seminars (PFL Seminar) to five participants.

General and Administrative Expenses

For the nine months ended February 28, 2026, the Company had general and administrative expenses in the amount of $31,437. These were primarily comprised of bank charges, legal, audit and professional fees.

For the nine months ended February 28, 2025, the Company had general and administrative expenses in the amount of $20,424. These were primarily comprised of bank charges, legal, audit and professional fees.

Net (Loss ) / Income

Our net loss for the nine months ended February 28, 2026 was $17,827.

Our net income for the nine months ended February 28, 2025 was $3,686.

Liquidity and Capital Resources

Cash (Used in) / Provided by Operating Activities

For the nine months ended February 28, 2026, the Company has net cash outflow $23,665 in operating activities primarily caused by decreases in the accrued liabilities and increase in prepayment.

For the nine months ended February 28, 2025, the Company has net cash inflow $10,986 in operating activities primarily caused by decreases in the accrued liabilities, accounts receivable, amount due to our director and increase in prepayment.

Cash Used In Investing Activity

For the nine months ended February 28, 2026, the Company did not generate nor used any cash in investing activity.

For the nine months ended February 28, 2025, the Company had realized “cash used in investing activity” of $3,901. The cash used in investing activity was attributable to the purchase of plant and equipment

Off-Balance Sheet Arrangements

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of February 28, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of February 28, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 1, 2026

By:	/s/ ZONGHAN WU
Zonghan Wu
Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-