Form 10-K
period 2026-05-31
Rocky Mountains Group Ltd
filed 2026-07-31
CIK 2034288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended May 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-56844

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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2026
Common Stock, $0.0001 par value	23,200,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

ROCKY MOUNTAINS GROUP LTD

FORM 10-K

For the Fiscal Year Ended May 31, 2026

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

Employees

As of May 31, 2026, we have two employees including our President and sole director, Mr. Zonghan Wu. Currently, Mr. Wu has the flexibility to work on our business up to 15 hours per week, but is prepared to devote more time if necessary. The Company intends to employ 2 employees by the end of 2026, with 1 employee designated to administration and 1 professional to providing financial literacy seminar services. It is the intention of the Company to focus on hiring employees who possess industry-recognized qualifications, are primarily recruited from reputable institutions in the wealth management industry and have an average of approximately 5 years of industry experience.

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

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended May 31, 202 6. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such an incident may have a material effect, including on our operations, business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Our organization prioritizes cybersecurity risk management, with leadership actively assessing and overseeing these risks. Our internal protocols require that significant cybersecurity risks be escalated to executive leadership, as well as to relevant management responsible for preventing, detecting, mitigating, and addressing cybersecurity incidents. These protocols ensure consistent and effective incident response, setting standards for internal notification and escalation. Additionally, they outline guidelines for external notifications, including disclosures to state or federal agencies or affected customers in the event of a cybersecurity incident. This structured framework supports our commitment to strong cybersecurity governance and risk management practices.

As of May 31, 2026, the Company has not identified any cybersecurity threats, including previous incidents, that have materially impacted our business strategy, results of operations, or financial condition. This assertion signifies our diligent efforts in managing and mitigating cybersecurity risks, contributing to the stability and continuity of our operations.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of May 31, 2026, the Company’s sole class of common equity is in the process of applying to be quoted on the OTC Markets. The Company believes that we do not have an established public trading market and we cannot assure you that there will be any liquidity for our common stock in the future and such quotation reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of May 31, 2026, we have 30 shareholders on record of our common stock.

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

We have not repurchased any shares of our common stock during the fiscal year ended May 31, 2026.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended May 31, 2026 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on February 13, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

Overview

Rocky Mountains Group Ltd is headquartered in New Zealand. The Company’s executive office is located at E 242 Bucklands Beach Road, Bucklands Beach, Auckland 2012, New Zealand. We offer one-on-one Personal Financial Literacy Seminar services, with a focus on providing such services to New Zealand individuals or families.

Our cash and cash equivalents are $15,131 as of May 31, 2026. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended May 31, 2026, the Company incurred a net loss of $23,640, a negative cash flow from operating activities of $21,983. As reflected in the financial statements, the Company had an accumulated deficit of $51,208. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or continuing financial support from its major shareholders and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of operations for the year ended May 31, 2026 and 2025

Revenues

For the years ended May 31, 2026 and 2025, the Company has generated a revenue of $25,000 and $30,105 respectively. The revenue is generated through provision of Personal Financial Literacy Seminar (PFL Seminar) services to clients.

Operating Expenses

For the years ended May 31, 2026 and 2025, the Company incurred general and administrative expenses of $46,787 and $52,282  respectively. These were primarily comprised of audit fees, stock and registrar fees, legal fees and other professional fees.

Depreciation expense for the year ended May 31, 2026 and May 31, 2025 was $1,853 and $1,458, respectively.

Net Loss

For the years ended May 31, 2026 and 2025, the Company incurred a net loss of $23,640 and $23,635 respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalents have decreased by $21,983, from $37,114 as of May 31, 2025 to $15,131 as of May 31, 2026. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Used in Operating Activities

For the year ended May 31, 2026, the Company has used $21,983 in operating activities, which was primarily attributable to net loss from operation and increase in prepayment.

For the year ended May 31, 2025, the Company has used $9,961 in operating activities, which was primarily attributable to net loss from operation, decrease in accounts receivable, increase in prepayment and debt forgiveness from a director.

Cash Used in Investing Activity

For the year ended May 31, 2026, the Company has used $0 in investing activity.

For the year ended May 31, 2025, the Company had realized “cash used in investing activity” of $3,900. The cash used in investing activity was attributable to the purchase of plant and equipment.

Cash Provided by Financing Activity

For the year ended May 31, 2026, the Company has received $0 from financing activity.

For the year ended May 31, 2025, the Company conducted a public offering under its Form S-1 registration. To date, 3,200,000 shares have been sold at $0.015 per share, raising $48,000 in gross proceeds. The offering remains ongoing, and proceeds will be used as outlined in the Form S-1.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of May 31, 2026.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2025 . Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of May 31, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of May 31, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the  following material weakness:

•	Material Weakness Identified: We did not maintain a functioning Audit Committee due to the lack of a majority of independent members and outside directors, resulting in ineffective oversight over the establishment and monitoring of internal controls and financial reporting. In addition, the we did not maintain an adequate segregation of duties or employ sufficient accounting personnel with appropriate experience in U.S. GAAP and SEC reporting requirements. These deficiencies increased the risk of material misstatements in the financial reporting process.

Remediation plan

We are committed to improving our internal control environment. To remediate the identified material weakness, we plan to evaluate and enhance our internal control procedures and, as resources permit, hire additional qualified personnel or engage external consultants with relevant expertise in financial reporting and SEC compliance, and establish a functioning Audit Committee when the Company’s size and resources permit. Management will continue to monitor the effectiveness of these remediation measures to strengthen the overall control environment.

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

Name	Age	Positions and Offices

Zonghan Wu	47	Chief Executive Officer, President, Secretary, Treasurer, Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended May 31, 2026.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended May 31, 2026 and 2025:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended May 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Zonghan Wu, Chief Executive Officer, President, Secretary, Treasurer, Director	2026	$-	-	-	-	-	-	-	$-
Zonghan Wu, Chief Executive Officer, President, Secretary, Treasurer, Director	2025	$-	-	-	-	-	-	-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 31, 2026, the Company has 23,200,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On October 20, 2023, the Company issued 20,000,000 shares of restricted common stock, with $0.0001 per share, to Mr. Zonghan Wu in consideration of $2,000. The $2,000 in proceeds went to the Company to be used as working capital. As of May 31, 2026, Zonghan Wu holds 19,300,000 shares of common stock.

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

ACCOUNTING FEES AND SERVICES	2026	2025

Audit fees	$17,800	$17,800

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

ROCKY MOUNTAINS GROUP LTD

Date: July 31, 2026	By:	/s/ Zonghan Wu
Zonghan Wu
Chief Executive Officer, President, Secretary,
Treasurer, and Director
(Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zonghan Wu	Chief Executive Officer, President, Secretary, Treasurer, Director
Zonghan Wu	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	July 31, 2026

ROCKY MOUNTAINS GROUP LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

ROCKY MOUNTAINS GROUP LTD

E 242 Bucklands Beach Road

Bucklands Beach, Auckland 2012

New Zealand

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rocky Mountains Group Ltd (the ‘Company’) as of May 31, 2026 and May 31, 2025, and the related statements of operations and comprehensive loss, statements of changes in stockholders’ equity, and statements of cash flows for the years ended of May 31, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and May 31, 2025, and the results of its operations and its cash flows for the years ended of May 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As stated in Note 2 to the financial statements, for the year ended May 31, 2026, the Company had a net loss of $23,640, a negative cash flow from operating activities of $21,983 and as of May 31, 2026, the Company incurred an accumulated deficit of $51,208. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 . The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Kuala Lumpur, Malaysia
July 31, 2026

Item 1. FINANCIAL STATEMENTS

ROCKY MOUNTAINS GROUP LTD

BALANCE SHEETS

AS OF MAY 31, 2026 (AUDITED) AND MAY 31, 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	May 31, 2026	May 31, 2025
	(Audited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$15,131	$37,114
Prepayment	1,395	1,199
Total current assets	16,526	38,313

Non-current asset
Plant and equipment, net	$2,110	$3,963
Total non-current asset	2,110	3,963

TOTAL ASSETS	$18,636	$42,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liability
Accrued liability	$8,500	$8,500
Total current liabilities	8,500	8,500

Total liabilities	$8,500	$8,500

Stockholders’ equity
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 23,200,000 and 23,200,000 shares of May 31, 2026 and May 31, 2025, respectively	$2,320	$2,320
Additional paid in capital	59,024	59,024
Accumulated deficit	(51,208)	(27,568)
Total stockholders’ equity	$10,136	$33,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,636	$42,276

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED MAY 31, 2026 AND 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Years Ended May 31
	2026	2025

Revenue	$25,000	$30,105

Operating expenses
General and administrative expenses	46,787	52,282
Depreciation	1,853	1,458
Total operating expenses	48,640	53,740

Loss from operations	(23,640)	(23,635)

Net loss	(23,640)	(23,635)

Earnings per share
Net loss per common stock – basic and diluted	(0.00)	(0.00)

Weighted average number of common stock issued and outstanding
- Basic and diluted	23,200,000	20,319,781

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2026 AND 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Common Stock		Additional paid in capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of June 1, 2024	20,000,000	2,000	-	(3,933)	(1,933)
Debt forgiveness from a director	-	-	11,344	-	11,344
Net loss	-	-	-	(23,635)	(23,635)
Initial public offering	3,200,000	320	47,680	-	48,000
Balance as of May 31, 2025	23,200,000	2,320	59,024	(27,568)	33,776
Net loss	-	-	-	(23,640)	(23,640)
Balance as of May 31, 2026	23,200,000	2,320	59,024	(51,208)	10,136

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2026 AND 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Year ended May 31, 2026	For the Year ended May 31, 2025
Cash Flows From Operating Activities:
Net loss	$(23,640)	$(23,635)
Depreciation	1,853	1,458
Changes in operating assets and liabilities:
Accounts receivable	-	5,000
Prepayment	(196)	(1,199)
Amounts due to a director (1)	-	8,415
Net cash used in operating activities	(21,983)	(9,961)

Cash Flows From Investing Activity:
Purchase of plant and equipment	-	(3,900)
Net cash used in investing activity	-	(3,900)

Cash Flows From Financing Activity:
Proceeds from issuance of shares	-	48,000
Net cash provided by financing activity	-	48,000

Net change in cash and cash equivalents	(21,983)	34,139
Cash and cash equivalents, beginning of period	37,114	2,975
Cash and cash equivalents, end of period	$15,131	$37,114

Supplemental cash flows information

Income taxes paid	$-	$-
Interest paid	$-	$-

(1)	As of November 30, 2024, the sole director of the Company advanced $11,344 to the Company, which is unsecured and non-interest bearing with repayable on demand. Our sole director, Zonghan Wu waived the repayment of the $11,344 loan. As such, there are currently no interested/related party loans between Zonghan Wu and the Company.

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR S ENDED MAY 31, 2026 AND 2025

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended May 31, 2026, the Company incurred a net loss of $ 23,640 and negative operating cash flow of $21,983. The Company also suffered an accumulated deficit of $51,208 as of May 31, 2026. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. Expected credit losses are recorded as general and administrative expenses on the statements of operations and comprehensive loss. The receivable balances are written off when they are deemed uncollectible. The Company accrued allowance for credit losses of nil for the year ended May 31, 2026.

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

Accounting Standards Update 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05).

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for fiscal years beginning after December 31, 2026.

Ea rly adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its financial statements and related disclosures.

3. PREPAYMENT

	As of May 31, 2026 (Audited)	As of May 31, 2025 (Audited)

Prepaid expenses	$1,395	$1,199

Prepaid expenses as of May 31, 2026 represents the payment made to installment for EDGAR.

4. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of May 31, 2026 and 2025:

	As of May 31, 2026 (Audited)	As of May 31, 2025 (Audited)

Computer and software	$5,559	$5,559
Less: accumulated depreciation	(3,449)	(1,596)
Plant and equipment, net	$2,110	$3,963

Depreciation expense for the year ended May 31, 2026 and May 31, 2025 was $1,853 and $1,458, respectively.

5. ACCRUED LIABILITIES

	As of May 31, 2026 (Audited)	As of May 31, 2025 (Audited)

Accrued liabilities	$8,500	$8,500

As of May 31, 2026, the Company has accrued liabilities of $8,500 which comprises of outstanding audit fees.

6. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized.

On October 20, 2023, upon the incorporation of the Company, Zonghan Wu, subscribed 20,000,000 shares of common stock at $0.0001 per share for a total subscription value of $2,000. As of May 31, 2026, Zonghan Wu holds 19,300,000 shares of common stock.

On June 30, 2025, the Company resolved to close the public offering pursuant to Form S-1, resulting in 3,200,000 shares of common stock being sold at $0.015 per share for a total of $48,000. The proceed of $48,000 went directly to the Company and shall be utilized pursuant to the use of proceed stated in the Form S-1.

As of May 31, 2026, the Company has 23,200,000 shares of common stock issued and outstanding.

7. INCOME TAX

The loss from operation before income taxes of the Company for the year ended May 31, 2026 and 2025 were comprised of the following:

	For the year ended May 31
	2026	2025
Tax jurisdictions from:
– Local	$(23,640)	$(23,635)
- Foreign, representing:
– New Zealand	-	-
Loss before income taxes	$(23,640)	$(23,635)

Provision for income taxes consisted of the following:

For the year ended May 31
	2026	2025
Current:
– Local	$-	$-
– Foreign	$-	$-

Deferred tax assets:
– Local	$-	$-
– Foreign	$-	$-

Deferred tax liabilities:
– Local	$-	$-
– Foreign	$-	$-

Income tax payable:
– Local	$-	$-
– Foreign	$-	$-

Income tax assets:
– Local	$-	$-
– Foreign	$-	$-

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the year ended May 31
	2026	2025
Computed expected expenses	21%	21%
Effect of foreign tax rate difference	-%	-%
Valuation allowances	21%	21%
Others	-%	-%
Effective tax rate	0%	0%

	For the year ended May 31
	2026	2025
Statutory federal income tax rate	21%	21%
Computed expected expenses	$4,964	$4,963
Effect of foreign tax rate difference	-	-
Valuation allowances	$(4,964)	$(4,963)
Others	-	-
Total income tax expense	$-	$-

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of May 31, 2026, the operations in the United States of America incurred $51,208 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $10,754 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of May 31, 2026 and May 31, 2025:

	As of	As of
	May 31, 2026	May 31, 2025
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$10,754	$5,789
Less: valuation allowance	(10,754)	(5,789)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $10,754 as of May 31, 2026.

10. CONCENTRATIONS OF RISK

Customer Concentration

For the year ended May 31, 2026, there was one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the year ended May 31, 2026
	Revenue	Percentage of Revenue	Accounts receivable
Customer B	$25,000	100%	$-
Total	$25,000	100%	$-

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

	For the year ended May 31, 2026
By Business Unit	Financial Services Business	Total
Revenue	$25,000	$25,000

Cost of revenue	-	-
General and administrative expenses	(46,787)	(46,787)
Depreciation	(1,853)	(1,853)

Loss from operations	(23,640)	(23,640)

Total assets	$18,636	$18,636
Capital expenditure	$-	$-

	For the year ended May 31, 2025
By Business Unit	Financial Services Business	Total
Revenue	$30,105	$30,105

Cost of revenue	-	-
General and administrative expenses	(52,282)	(52,282)
Depreciation	(1,458)	(1,458)

Loss from operations	(23,635)	(23,635)

Total assets	$42,276	$42,276
Capital expenditure	$3,900	$3,900

	For the year ended May 31, 2026
By Country	New Zealand	Total
Revenue	$25,000	$25,000

Cost of revenue	-	-
General and administrative expenses	(46,787)	(46,787)
Depreciation	(1,853)	(1,853)

Loss from operations	(23,640)	(23,640)

Total assets	$18,636	$18,636
Capital expenditure	$-	$-

	For the year ended May 31, 2025
By Country	New Zealand	Total
Revenue	$30,105	$30,105

Cost of revenue	-	-
General and administrative expenses	(52,282)	(52,282)
Depreciation	(1,458)	(1,458)

Loss from operations	(23,635)	(23,635)

Total assets	$42,276	$42,276
Capital expenditure	$3,900	$3,900

12. GOING CONCERN

For the year ended May 31, 2026, the Company incurred a net loss of $23,640 and a negative cash flow from operating activities of $21,983. As reflected in the financial statements, the Company had an accumulated deficit of $51,208. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or continuing financial support from its major shareholders and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after May 31, 2026 up through the date the Company presented these audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

