Form 10-Q
period 2026-08-31
Rocky Mountains Group Ltd
filed 2026-09-29
CIK 2034288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2026

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

Issuer’s telephone number: +86 18217730216

Company email: rmgl2026@163.com

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on August 31, 2026
Common Stock, $0.0001 par value	23,200,000

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

ROCKY MOUNTAINS GROUP LTD

BALANCE SHEETS

AS OF AUGUST 31, 2026 (UNAUDITED) AND MAY 31, 2026 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of	As of
	August 31, 2026	May 31, 2026
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$715	$15,131
Prepayment	10,589	1,395
Total current assets	11,304	16,526

Non-current asset
Plant and equipment, net	$1,647	$2,110
Total non-current asset	1,647	2,110

TOTAL ASSETS	$12,951	$18,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liability
Accrued liability	$3,100	$8,500
Total current liabilities	3,100	8,500

Total liabilities	$3,100	$8,500

Stockholders’ equity
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 23,200,000 and 23,200,000 shares of August 31, 2026 and May 31, 2026, respectively	$2,320	$2,320
Additional paid in capital	59,024	59,024
Accumulated deficit	(51,493)	(51,208)
Total stockholders’ equity	$9,851	$10,136
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,951	$18,636

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED AUGUST 31, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended August 31
	2026	2025

Revenue	$10,000	$5,000

Operating expenses
General and administrative expenses	9,822	11,370
Depreciation	463	463
Total operating expenses	10,285	11,833

Loss from operations	(285)	(6,833)

Net loss	(285)	(6,833)

Earnings per share
Net loss per common stock – basic and diluted	(0)	(0)

Weighted average number of common stock issued and outstanding
- Basic and diluted	23,200,000	23,200,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2026 AND 2025

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of August 31, 2025	23,200,000	2,320	59,024	(34,402)	26,942
Net loss	-	-	-	(5,465)	(5,465)
Balance as of November 30, 2025	23,200,000	2,320	59,024	(39,867)	21,477
Net loss	-	-	-	(5,528)	(5,528)
Balance as of February 28, 2026	23,200,000	2,320	59,024	(45,395)	15,949
Net loss	-	-	-	(5,813)	(5,813)
Balance as of May 31, 2026	23,200,000	2,320	59,024	(51,208)	10,136
Net loss	-	-	-	(285)	(285)
Balance as of August 31, 2026	23,200,000	2,320	59,024	(51,493)	9,851

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of August 31, 2024	20,000,000	2,000	-	(5,572)	(3,572)
Net income	-	-	-	1,859	1,859
Debt forgiveness from a director	-	-	11,344	-	11,344
Balance as of November 30, 2024	20,000,000	2,000	11,344	(3,713)	9,631
Net income	-	-	-	3,466	3,466
Balance as of February 28, 2025	20,000,000	2,000	11,344	(247)	13,097
Net loss	-	-	-	(27,321)	(27,321)
Initial public offering	3,200,000	320	47,680	-	48,000
Balance as of May 31, 2025	23,200,000	2,320	59,024	(27,568)	33,776
Net loss	-	-	-	(6,833)	(6,833)
Balance as of August 31, 2025	23,200,000	2,320	59,024	(34,402)	26,942

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Three Months Ended
	August 31
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(285)	$(6,833)
Depreciation	463	463
Changes in operating assets and liabilities:
Accounts receivable	-	(1,801)
Prepayment	(9,194)	-
Accrued liabilities	(5,400)	(1,150)
Net cash used in operating activities	(14,416)	(9,321)

Net change in cash and cash equivalents	(14,416)	(9,321)
Cash and cash equivalents, beginning of period	15,131	37,114
Cash and cash equivalents, end of period	$715	$27,793

Supplemental cash flows information

Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAINS GROUP LTD

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE  MONTHS ENDED AUGUST 31, 2026  AND 2025 (UNAUDITED)

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

On August 20, 2026, a Stock Purchase Agreement was entered into between Zonghan Wu (the “Seller”), and Ya Deng (the “Purchaser”), wherein the Purchaser purchased 19,300,000 shares of Common Shares, par value $0.0001 per share (the “Shares”), of Rocky Mountains Group Ltd, a Nevada corporation (the “Company”). As a result, the Purchaser became an approximately 83.2% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis. The transaction was completed on August 20, 2026 (the “Closing date”). The consideration paid for each share was $0.015.

On August 20, 2026, the sole officer and director of the Company, Zonghan Wu, tendered his resignations as Director, President, Chief Executive Officer, Secretary, and Treasurer of the Company, and appointed Ya Deng as new President, Chief Executive Officer, Secretary, Treasurer, and Director of the Company, effective August 20, 2026.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements of the Company are prepared for the period ended August 31, 2026 pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). The Company has adopted May 31 as its fiscal year end.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended August 31, 2026, the Company suffered an accumulated deficit of $51,493 and negative operating cash flow of $14,416. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its  major shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

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

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. Expected credit losses are recorded as general and administrative expenses on the statements of operations and comprehensive loss. The receivable balances are written off when they are deemed uncollectible. The Company accrued allowance for credit losses of nil for the three months ended August 31, 2026.

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

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its financial statements and related disclosures.

3. PREPAYMENT

	As of August 31, 2026 (Unaudited)	As of May 31, 2026 (Audited)

Prepaid expenses	$10,589	$1,395

Prepaid expenses as of August 31, 2026 represents the payment made to instalment for EDGAR and OTC Markets annual fee.

4. PLANT AND EQUIPMENT

Plant and equipment consisted of the following as of August 31, 2026 and May 31, 2026:

	As of August 31, 2026 (Unaudited)	As of May 31, 2026 (Audited)

Computer and software	$5,559	$5,559
Less: accumulated depreciation	(3,912)	(3,449)
Plant and equipment, net	$1,647	$2,110

Depreciation expense for the three months ended August 31, 2026 were $463.

Depreciation expense for the three months ended August 31, 2025 were $463.

5. ACCRUED LIABILITIES

	As of August 31, 2026 (Unaudited)	As of May 31, 2026 (Audited)

Accrued liabilities	$3,100	$8,500

As of August 31, 2026, the Company has accrued liabilities of $3,100 which comprises of outstanding audit fees.

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

On August 20, 2026, a Stock Purchase Agreement was entered into between Zonghan Wu (the “Seller”), and Ya Deng (the “Purchaser”), wherein the Purchaser purchased 19,300,000 shares of Common Shares, par value $0.0001 per share (the “Shares”), of Rocky Mountains Group Ltd, a Nevada corporation (the “Company”). As a result, the Purchaser became an approximately 83.2% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis. The transaction was completed on August 20, 2026 (the “Closing date”). The consideration paid for each share was $0.015.

As of August 31, 2026, the Company has 23,200,000 shares of common stock issued and outstanding.

7. INCOME TAX

The loss from operation before income taxes of the Company for the three months ended August 31, 2026 and 2025 were comprised of the following:

	For the three months ended August 31
	2026	2025
Tax jurisdictions from:
– Local	$(285)	$(6,833)
- Foreign, representing:
– New Zealand	-	-
Loss before income taxes	$(285)	$(6,833)

Provision for income taxes consisted of the following:

For the three months ended August 31
	2026	2025
Current:
– Local	$-	$-
– Foreign	$-	$-

Deferred tax assets:
– Local	$-	$-
– Foreign	$-	$-

Deferred tax liabilities:
– Local	$-	$-
– Foreign	$-	$-

Income tax payable:
– Local	$-	$-
– Foreign	$-	$-

Income tax assets:
– Local	$-	$-
– Foreign	$-	$-

Effective and Statutory Rate Reconciliation

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The following table summarizes a reconciliation of the Company’s income taxes expenses:

	For the three months ended August 31
	2026	2025
Computed expected expenses	21%	21%
Effect of foreign tax rate difference	-%	-%
Valuation allowances	21%	21%
Others	-%	-%
Effective tax rate	0%	0%

	For the three months ended August 31
	2026	2025
Statutory federal income tax rate	21%	21%
Computed expected expenses	$60	$1,435
Effect of foreign tax rate difference	-	-
Valuation allowances	$(60)	$(1,435)
Others	-	-
Total income tax expense	$-	$-

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of August 31, 2026, the operations in the United States of America incurred $51,493  of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $10,814 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of August 31, 2026 and May 31, 2026:

	As of	As of
	August 31, 2026	May 31, 2026
Deferred tax assets:

Net operating loss carry forwards
– United States of America	$10,814	$10,754
Less: valuation allowance	(10,814)	(10,754)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $10,814 as of August 31, 2026.

8. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended August 31, 2026, there was one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Three Months Ended August 31, 2026
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$10,000	100%	$-
Total	$10,000	100%	$-

For the three months ended August 31, 2025, there was one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the Three Months Ended August 31, 2025
	Revenue	Percentage of Revenue	Accounts receivable
Customer B	$5,000	100%	$-
Total	$5,000	100%	$-

9. SEGMENT REPORTING

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

	For the Three Months Ended August 31, 2026
By Business Unit	Financial Services Business	Total
Revenue	$10,000	$10,000

Cost of revenue	-	-
General and administrative expenses	(9,822)	(9,822)
Depreciation	(463)	(463)

Loss from operations	(285)	(285)

Total assets	$12,951	$12,951
Capital expenditure	$-	$-

	For the Three Months Ended August 31, 2025
By Business Unit	Financial Services Business	Total
Revenue	$5,000	$5,000

Cost of revenue	-	-
General and administrative expenses	(11,370)	(11,370)
Depreciation	(463)	(463)

Loss from operations	(6,833)	(6,833)

Total assets	$34,293	$34,293
Capital expenditure	$-	$-

	For the Three Months Ended August 31, 2026
By Country	New Zealand	Total
Revenue	$10,000	$10,000

Cost of revenue	-	-
General and administrative expenses	(9,822)	(9,822)
Depreciation	(463)	(463)

Loss from operations	(285)	(285)

Total assets	$12,951	$12,951
Capital expenditure	$-	$-

	For the Three Months Ended August 31, 2025
By Country	New Zealand	Total
Revenue	$5,000	$5,000

Cost of revenue	-	-
General and administrative expenses	(11,370)	(11,370)
Depreciation	(463)	(463)

Loss from operations	(6,833)	(6,833)

Total assets	$34,293	$34,293
Capital expenditure	$-	$-

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after August 31, 2026 up through the date the Company issued the financial statements.

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

Results of operations for the three months ended August 31, 2026 and 2025

Revenues

For the three months ended August 31, 2026, the Company generated revenue in the amount of $10,000. The revenue was generated as a result of the Company having provided two Personal Financial Literacy Seminars (PFL Seminar) to two participants.

For the three months ended August 31, 2025, the Company generated revenue in the amount of $5,000. The revenue was generated as a result of the Company having provided one Personal Financial Literacy Seminar (PFL Seminar) to one participant.

Operating Expenses

For the three months ended August 31, 2026, the Company had general and administrative expenses in the amount of $9, 832. These were primarily comprised of bank charges, legal, audit and professional fees.

For the three months ended August 31, 2025, the Company had general and administrative expenses in the amount of $11, 370. These were primarily comprised of bank charges, legal, audit and professional fees.

Depreciation expense for the three months ended August 31, 2026 were $463.

Depreciation expense for the three months ended August 31, 2025 were $463

Net Loss

Our net loss for the three months ended August 31, 2026 was $285.

Our net loss for the three months ended August 31, 2025 was $6,833.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the three months ended August 31, 2026, the Company has net cash outflow $14,416  in operating activities primarily caused by decreases in the accrued liabilities and increase in prepayment.

For the three months ended August 31, 2025, the Company has net cash outflow $9,321 in operating activities primarily caused by decreases in the accrued liabilities and increase in prepayment.

Cash Used In Investing Activity

For the three months ended August 31, 2026, the Company did not generate nor used any cash in investing activity.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of August 31, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of August 31, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROCKY MOUNTAINS GROUP LTD
(Name of Registrant)

Date: September 29, 2026

By:	/s/ Ya Deng
Ya Deng
Title:	Chief Executive Officer, President, Secretary, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-7-